Form 10-K
period 2012-12-31
Ford Credit Auto Lease Trust 2011-B
filed 2013-03-26
CIK 1533400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2012

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

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1112(b) of Regulation AB.  Significant Obligors of Pool Assets (Financial Information).

Nothing to report.

Item 1114(b)(2) of Regulation AB.  Credit Enhancement and Other Support, except for Certain Derivatives Instruments (Financial Information).

Nothing to report.

Item 1115(b) of Regulation AB. Certain Derivatives Instruments (Financial Information).

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

Item 1122 of Regulation AB.  Compliance with Applicable Servicing Criteria.

Each of Ford Motor Credit Company LLC (“Ford Credit”) and The Bank of New York Mellon (“BNYM”)  (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function during the reporting period with respect to the pool assets held by Ford Credit Auto Lease Trust 2011-B (the “Trust”).  Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of December 31, 2012 and for the period from January 1, 2012 through December 31, 2012, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment, which Attestation Reports are attached as exhibits to this Form 10-K.

Each of the Report on Assessment and the Attestation Report for BNYM identified material instances of noncompliance with the servicing criteria 1122(d)(3)(i)(B) and 1122(d)(3)(ii) as described in the related report.  While Regulation AB does not contemplate identifying noncompliance on an individual transaction basis, BNYM has confirmed to the Trust that no material instances of noncompliance with applicable servicing criteria were discovered related to any asset-backed securities issued by the Trust that were part of the statistical sample used in preparing the Report on Assessment.  BNYM informed the Trust that it cannot provide any assurances that had an analysis been done of each and every transaction included in the platform, that additional material instances of noncompliance would not have been discovered, but that it has no reason, based on the sampling and analysis done, to believe that there were any material instances of noncompliance with applicable servicing criteria related to any asset backed securities issued by the Trust that were not part of the sampling procedures.

Neither the Report on Assessment nor the Attestation Report for Ford Credit identified any material instances of noncompliance with the servicing criteria described in the related Report on Assessment as being applicable to Ford Credit.

Item 1123 of Regulation AB.  Servicing Compliance Statement.

Ford Credit has been identified by the registrant as a servicer during the reporting period with respect to the pool assets held by the Trust.  Ford Credit has provided a statement of compliance for the reporting period, signed by an authorized officer and such compliance statement is attached as an exhibit to this Form 10-K.

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

4.1

Indenture, dated as of October 1, 2011, between the Trust and BNYM, as indenture trustee (included in Exhibit 4.1 to the Trust’s Form 8-K, as filed with the Commission on November 1, 2011, which is incorporated herein by reference).

4.2

Amended and Restated Trust Agreement, dated as of October 1, 2011 between FCAL Two and U.S. Bank Trust National Association, as owner trustee (included in Exhibit 4.2 to the Trust’s Form 8-K, as filed with the Commission on November 1, 2011, which is incorporated herein by reference).

4.3

Amended and Restated Credit and Security Agreement, dated as of December 1, 2006, among CAB East LLC, CAB West LLC and FCALM, LLC, (collectively, the “Titling Companies”), U.S. Bank Trust National Association, HTD Leasing LLC (“HTD”) and Ford Credit (included in Exhibit 4.3 to the Registration Statement No. 333-173928, as filed with the Commission on June 9, 2011, which is incorporated herein by reference).

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

31.1	Certification of Ford Credit pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

33.1	Report on Assessment of Compliance with Servicing Criteria for Ford Credit.

33.2	Report on Assessment of Compliance with Servicing Criteria for BNYM.

34.1	Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to Ford Credit.

34.2	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to BNYM.

35.1	Servicer Compliance Statement of Ford Credit.

99.1

Administration Agreement, dated as of October 1, 2011, among the Trust, Ford Credit, and BNYM (included in Exhibit 99.1 to the Trust’s Form 8-K, as filed with the Commission November 1, 2011, which is incorporated herein by reference).

99.2

Amended and Restated Administration Agreement, dated as of December 1, 2006, between Ford Credit and U.S. Bank Trust National Association (included in Exhibit 99.2 to the Registration Statement No. 333-173928, as filed with the Commission on June 9, 2011, which is incorporated herein by reference).

99.3

Intercreditor Agreement dated as of November 1, 2004, among Ford Credit, the Titling Companies, FCTT Holdings, LLC, FCAL Two, U.S. Bank National Association, Ford Credit Auto Lease Trust 2004-A, and JPMorgan Chase Bank, N.A. (included in Exhibit 99.3 to the Registration Statement No. 333-173928, as filed with the Commission on June 9, 2011, which is incorporated herein by reference).

99.4

Collateral Account Control Agreement, dated as of October 1, 2011, between BNYM and the Trust (included in Exhibit 99.4 to the Trust’s Form 8-K, as filed with the Commission on November 1, 2011, which is incorporated herein by reference).

99.5

Titling Company Collateral Account Control Agreement, dated as of October 1, 2011, between BNYM and the Titling Companies (included in Exhibit 99.5 to the Trust’s Form 8-K, as filed with the Commission on November 1, 2011, which is incorporated herein by reference).

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
Brian E. Schaaf
Vice President and Assistant Treasurer
(senior officer of Servicer in charge
of servicing function)

Dated: March 26, 2013

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Formation of FCAL Two (included in Exhibit 3.1 to the Registration Statement No. 333-173928, as filed with the Commission on March 15, 2012, which is incorporated herein by reference).

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

4.1

Indenture, dated as of October 1, 2011, between the Trust and BNYM, as indenture trustee (included in Exhibit 4.1 to the Trust’s Form 8-K, as filed with the Commission on November 1, 2011, which is incorporated herein by reference).

4.2

Amended and Restated Trust Agreement, dated as of October 1, 2011, between FCAL Two and U.S. Bank Trust National Association, as owner trustee (included in Exhibit 4.2 to the Trust’s Form 8-K, as filed with the Commission November 1, 2011, which is incorporated herein by reference).

4.3

Amended and Restated Credit and Security Agreement, dated as of December 1, 2006, among the Titling Companies, U.S. Bank Trust National Association, HTD and Ford Credit (included in Exhibit 4.3 to the Registration Statement No. 333-173928, as filed with the Commission on June 9, 2011, which is incorporated herein by reference).

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

10.2

Second-Tier Sale Agreement between FCAL Two and the Trust, dated as of October 1, 2011 (included in Exhibit 10.3 to the Trust’s Form 8-K, as filed with the Commission on November 1, 2011, which is incorporated herein by reference).

10.3

Amended and Restated Servicing Agreement, dated as of December 1, 2006, among Ford Credit, the Titling Companies and HTD (included in Exhibit 10.4 to the Registration Statement No. 333-173928, as filed with the Commission on June 9, 2011, which is incorporated herein by reference.

10.4

Servicing Supplement, dated as of October 1, 2011, to Amended and Restated Servicing Agreement dated as of December 1, 2006 among Ford Credit, the Titling Companies and HTD (included in Exhibit 10.5 to the Trust’s Form 8-K, as filed with the Commission on November 1, 2011, which is incorporated herein by reference.

31.1	Certification of Ford Credit pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

33.1	Report on Assessment of Compliance with Servicing Criteria for Ford Credit.

33.2	Report on Assessment of Compliance with Servicing Criteria for BNYM.

34.1	Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to Ford Credit.

34.2	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to BNYM.

35.1	Servicer Compliance Statement of Ford Credit.

99.1

Administration Agreement, dated as of October 1, 2011, among the Trust, Ford Credit, and BNYM (included in Exhibit 99.1 to the Trust’s Form 8-K, as filed with the Commission November 1, 2011, which is incorporated herein by reference).

99.2

Amended and Restated Administration Agreement, dated as of December 1, 2006, between Ford Credit and U.S. Bank Trust National Association (included in Exhibit 99.2 to the Registration Statement No. 333-173928, as filed with the Commission on June 9, 2011, which is incorporated herein by reference).

99.3

Intercreditor Agreement, dated as of November 1, 2004, among Ford Credit, the Titling Companies, FCTT Holdings, LLC, FCAL Two, U.S. Bank National Association, Ford Credit Auto Lease Trust 2004-A, and JPMorgan Chase Bank, N.A. (included in Exhibit 99.3 to the Registration Statement No. 333-173928, as filed with the Commission on June 9, 2011, which is incorporated herein by reference).

99.4

Collateral Account Control Agreement, dated as of October 1, 2011, between BNYM and the Trust (included in Exhibit 99.4 to the Trust’s Form 8-K, as filed with the Commission on November 1, 2011, which is incorporated herein by reference).

99.5

Titling Company Collateral Account Control Agreement, dated as of October 1, 2011, between BNYM and the Titling Companies (included in Exhibit 99.5 to the Trust’s Form 8-K, as filed with the Commission on November 1, 2011, which is incorporated herein by reference).